Form 10-Q
period 1996-03-31
LCS BANCORP INC
filed 1996-07-22
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________

                                FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-25446

                            LCS BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                          37-1337116
State or other jurisdiction of incorporation (I.R.S. Employer or
organization)                                     I.D.)

501 North State, Litchfield, Illinois             62056
(Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code (217) 324-2576

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $0.01 per share
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  x       NO

     As of May 13, 1996, the Company had 107,640 shares of $0.01 par value common stock issued and outstanding.











PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                        Page No.

     Consolidated Statement of Financial Condition
     as of March 31, 1996 and December 31, 1995             3

     Consolidated Statement of Income for the Three Months
     Ended March 31, 1996 and March 31, 1995                4

     Consolidated Statement of Stockholders' Equity for the
     Three Months Ended March 31, 1996 and March 31, 1995   5

     Consolidated Statement of Cash Flows for the Three
     Months Ended March 31, 1996 and March 31, 1995         6

     Notes to Consolidated Financial Statements             7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      12


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                  17

Item 2 - Changes in Securities                              17

Item 3 - Default upon Senior Securities                     17

Item 4 - Submission of Matters to Vote of Security-Holders  17

Item 5 - Other Information                                  17

Item 6 - Exhibits and Reports on Form 8-K                   17


Signature Page                                              18














PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
LCS Bancorp, Inc.
                                     03-31-96        12-31-95
                                     (Unaudited)     (Audited)
                                        (In Thousands)
Assets:
    Cash and due from banks             $     203    $     126
    Short-term int-bearing deposits         2,254        1,882
         Total cash and cash equivalents    2,457        2,008
    Interest bearing deposits                 485          485
    Investment sec. held to maturity        1,589        1,908
    Investment sec. available for sale      4,480        4,509
    Mortg.-backed sec.held to maturity         95           99
    Mortg.-backed sec.available sale        1,479        1,528
    Loans receivable, net                   8,028        8,277
    Office property and equipment, net        210          208
    Other assets                              187          159
         TOTAL ASSETS                    $ 19,010     $ 19,181

Liabilities:
    Deposits                             $ 16,934     $ 17,068
    Other Liabilities                         118          142
    Deferred income taxes                      22           22
         TOTAL LIABILITIES                 17,074       17,232

Stockholders' Equity
    Common stock, $.01 par value
      (400,000 shares auth., 107,640 shares
      issued and oustanding)                    1            1
    Paid-in capital                           855          855
    Unrealized holding gains (losses)
      on securities avail. sale, net tax   (   43)       (   7)
    Retained earnings                       1,214        1,200
    Less unearned ESOP shares
         (1996-4,529; 1995-4,658)          (   45)       (  46)
    Less stock held for MRP
         (1996-3,568; 1995-4,140)          (   46)       (  54)
         Total stockholders' equity         1,936        1,949
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $ 19,010     $ 19,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).








CONSOLIDATED STATEMENT OF INCOME (Unaudited)
LCS Bancorp, Inc.

                                          For the three months ended
                                            03-31-96       03-31-95
                                     (In 000's Except Per Share Data)

Interest Income:
    Loans                                  $  174            142
    Investments                                94            106
    Mortgage-backed securities                 28             31
    Interest on deposits with banks            36             50
         Total interest income                332            329
Interest expense on deposit accounts          214            215

Net interest income                           118            114
Provision for losses on loans              (    2)             2

Net interest income after provision
 for credit losses                            120            112

Other Income                                    3              5

Other Expenses:
    Compensation                               51             46
    Occupancy                                   9              8
    Federal Deposit Insurance Premiums         10             11
    Other general and administrative           37             29
         Total other expenses                 107             94

Income before income taxes                     16             23
Income taxes                                    2              3
Net income                                $    14        $    20

Earnings per share                        $  0.13        $  0.20

Weighted average shares of common stock
    and common stock equivalents          107,640         98,325



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)












CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
LCS Bancorp, Inc.
                                          For the three months ended
                                            03-31-96       12-31-95
                                                 (in thousands)
Common stock:
    Beginning of the period                $    1          $   0
    Proceeds of initial stock offering          0              1
    Proceeds of option stock issued             0              0
    End of period                               1              1

Additional paid-in-capital:
    Beginning of period                       855              0
    Net proceeds of common stock offering
         upon conversion from mutual to stock   0            802
    Proceeds of option stock issued             0              0
    End of period                             855            802

Unrealized holding gains or (losses) on
    available-for-sale securities, net of tax
    Beginning of period                     (   7)          (289)
    Change in unrealized gains, net tax     (  36)           122
    End of period                           (  43)          (167)

Retained earnings:
    Beginning of period                     1,200          1,124
    Net income                                 14             20
    End of period                           1,214          1,144

Unearned ESOP Shares:
    Beginning of period                     (  46)        (    0)
    Shares set aside in conversion              0          (  52)
    Shares realized                             1              1
    End of period                           (  45)         (  51)

Shares held for MRP:
    Beginning of period                     (  54)         (   0)
    MRP Plan shares issued                      0          (   0)
    MRP Plan shares awarded                     8              0
    End of period                           (  46)         (   0)

TOTAL STOCKHOLDERS' EQUITY                $ 1,936        $ 1,729

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
















CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LCS Bancorp, Inc.
                                       For the three months ended
                                          03-31-96       12-31-95
CASH FLOWS FROM OPERATING ACTIVITIES:         (in thousands)

    Net Income                             $   14        $   20
    Adjustments to reconcile net income
         to net cash provided by operating
           activities:
         Depreciation                           4             4
         Premium and discount amortization      2             3
         Provision (recovery) credit losses (   2)            2
         (Increase) decrease in accrued
              income and other assets       (  17)          148
         Increase (decr) in accr. expenses
            and other liabilities           (  17)            1
              Total adjustments             (  30)          158
    Net cash provided by operating activ.   (  16)          178

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change-interest bearing deposits        0             1
    Proceeds from sales/maturities of
         investment securities:
         Available for sale                     0           972
         Held to maturity                     565             0
    Proceeds from sale of common stock          0           754
    Purchases of investment securities:
         Held to maturity                    (249)         (617)
    (Purchase) sale of FHLB Stock               4          (  1)
    Net (increase) decrease-loans receiv.     251          (343)
    Payments on mortgage backed securities     34            66
    Purchase of property and equipment      (   6)         (  1)
    Net cash provided by investing activ.     599           831

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decr.) in non-int. bearing
     demand, NOW, Money Mkt, Savings          196         ( 868)
    Net incr. (decr.) in time deposits     ( 330)           134
    Net cash provided by financ. activ.    ( 134)         ( 734)

Net change in cash and cash equivalents      449            275
Cash & cash equivalents-beg. of period     2,008          2,304
Cash & cash equivalents-end of period     $2,457         $2,579

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest on deposits                 95            100
         Income taxes                         25              0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
    The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after December 31, 1993. All financial statements presented reflect the adoption of this accounting standard.


Note B - Conversion to Stock Ownership

    In January, 1995, the Company converted from a state-chartered mutual savings bank to a state-chartered stock savings bank with the concurrent formation of LCS Bancorp, Inc., the "Holding Company." On January 27, 1995, the Holding Company sold 103,500 shares of common stock at $10.00 per share to depositors, employees and residents of the State of Illinois. Total proceeds from the conversion of $802,000 was recorded as common stock and additional paid-in-capital. The Holding Company utilized $615,000 of the net proceeds to acquire all of the capital stock of the Company.

    At the time of conversion, the Company established a liquidation account in the amount of $835,000 for the benefit of eligible account holders who continue to maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holders interest in the liquidation account. In the event of a complete liquidation, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. At December 31, 1995, the liquidation account had been reduced to approximately $487,000.


    The Company may not declare or pay dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the balance of the liquidation account or if such declaration would otherwise violate regulatory requirements.


    In connection with the conversion to stock ownership, the Company formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from the Holding Company in the amount of $51,750 in order to purchase 5% of the common stock to be issued in the conversion (5,175 shares at $10.00 per share). Shares committed to be released as principal payments are made on the loan are expensed as compensation during the period based on original cost. The loan is scheduled to be repaid in forty quarterly installments of principal, plus interest at the prime rate. The Company has adopted the AICPA Statement of Position ("SOP") 93-6 "Employers Accounting For Employee Stock Ownership Plans". The Company has made scheduled cash contributions to the third party trustee sufficient to service the amounts borrowed. During the first three months of 1996, principal of $1,294 and interest of $970 was contributed towards the ESOP debt. During the same three month period of 1995, principal of $1,294 and interest of $2,135 was contributed towards the ESOP debt. During the first quarter of 1996 and 1995, respectively, uncommitted ESOP shares averaged 4,658 shares and 5,175 shares, and were included in the weighted average number of common shares
outstanding.    At March 31, 1996 and 1995, 4,529 shares and 5,046
shares, respectively, were uncommitted.

    Additionally, the Company's stockholders approved a Management Development and Recognition Plan ("MRP") at the first annual stockholders' meeting held on April 11, 1995. This plan provides for up to an additional 4,140 shares to be awarded to management, directors, and certain key employees. An initial grant of 1,750 of these shares has been awarded since the approval by the stockholders. The aggregate purchase price of these shares will be amortized to expense as a portion of annual compensation and the unamortized cost will be reflected as a reduction of stockholders' equity. For the three months ended March 31, 1996, $2,264 was amortized to compensation expense. These shares were included in the weighted average number of common shares outstanding for the first quarter of 1996.











Note C - Regulatory Capital

    Pursuant to the Office of the Commissioner of Savings and Residential Finance for the State of Illinois ("OCSRF") and the Federal Deposit Insurance Corporation ("FDIC") regulations, a savings bank must meet two separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, and (2) a leverage (core) ratio of 4% core capital to total adjusted assets. The following table summarizes, as of March 31, 1996, the Bank's capital requirements under FIRREA and its actual capital ratios at that date:

              Required   Actual      Required       Actual         Excess
              Capital    Capital     Capital        Capital        Capital
                 %           %       Balance        Balance        Balance
                                          (Amounts in Thousands)
  Risk-based   8.0%       21.1%         $ 723        $1,906          $1,183
  Core Capital 4.0%        9.6%         $ 755        $1,817          $1,062




Note D - Change in Method of Accounting for Income Taxes

     On February 11, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standards in its financial statements effective for the year ended December 31, 1993. The cumulative effect of the change in accounting principle was immaterial and was included in other income for 1993. Financial statements for prior years were not restated.

     Under SFAS 109, the liability method is used in accounting for income taxes. Under this method a deferred tax asset or liability is calculated by applying the provisions of existing laws to measure the deferred tax consequence of temporary differences that resulted in net taxable or deductible amounts in each future year. SFAS 109 allows the Company to record a tax benefit on its general loan loss allowance that was previously not tax benefitted. Prior to the adoption of SFAS 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the rate in effect in the year the difference originated.







Significant components of the deferred tax liabilities and assets at March 31, 1996 and 1995, are as follows (in thousands):
                                        3-31-96   3-31-95
Deferred Tax Liabilities:
            Depreciation                $  22      $  14

Deferred Tax Assets (See Note E):
  Mark-to-Market Loss on
  Debt and Equity Securities
  Available for Sale                     $  13     $  30

Net deferred tax (asset) liability       $   9    ($  16)
Current tax liability                    $   4     $   1
Total tax liability                      $   13   ($  15)





Note E - Accounting for Certain Investments in Debt and Equity
Securities

     Effective December 31, 1993, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified in three categories and provides specific accounting treatment for each as noted below:

     Trading account securities - Securities which the Company intends to sell in the near term. These securities are carried at fair market value. Gains and losses are included in other income.

     Securities available for sale - Securities which the Bank may sell to meet liquidity or other investment needs. These are carried at market value. Realized gains and losses on sales are included in other income. Unrealized changes in market values are included in retained income.

     Securities held to maturity - Securities which the Bank has the ability and intent to hold to maturity. These securities are carried at cost, adjusted for amortization or premium and accretion of discount, computed by a method that approximates level yield.










At March 31, 1996, the carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):
                                       Carrying  Market
                                          Value   Value
     U.S. Government and agency securities:
       Available for sale               $ 1,247 $ 1,247
       Held to maturity                     922     926
     Corporate Bonds
       Available for sale                 1,394   1,394
       Held to maturity                     594     583
     Federal Home Loan Bank Stock            73      73
     Mutual Fund-ARM loans % securities   1,839   1,839
                                        $ 6,069 $ 6,062

At March 31, 1996, there were no realized gains or losses on sales of investment securities.


At March 31, 1996, the carrying amounts of mortgage-backed
securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):
                                       Carrying  Market
                                          Value   Value
     Federal National Mortgage Asso.:
       Available for Sale               $   970 $   970
     Government National Mortgage Asso.:
       Available for Sale                   509     509
       Held to maturity                      95      95
                                        $ 1,574  $1,574

At March 31, 1996, there were no realized gains or losses on sales of mortgage backed securities.


Note F - Earnings Per Share

     Earnings per share of Common Stock outstanding for the three months ended March 31, 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period (See Note B for effect of SOP 93-6). At the Company's annual stockholders meeting held April 11, 1995, 10,350 stock options were approved of which 5,570 shares were awarded during the second quarter of 1995 at an exercise price of $11 per share.

During the three months ended March 31, 1996, none of the options
were exercised.   Weighted average shares of common stock and
common stock equivalents for the three months ended March 31, 1996, consisted of 107,640 shares outstanding during the quarter under
SOP 93-6.   At March 31, 1996, there was a total of 5,570 stock
options outstanding and not exercised.


Note G - Commitments and Contingencies

     At March 31, 1996, the Company had approved loan commitments totalling $516,000 to originate loans and $375,000 in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

GENERAL

     LCS Bancorp, Inc. (the "Company") completed its initial public offering of Common Stock on January 27, 1995. It is the Holding Company of Litchfield Community Savings, S.B., Litchfield, Illinois (the "Bank"), a state-chartered savings bank which operates from one office in Litchfield, Illinois. The Bank has no subsidiary companies.

     The Company's business activities in its first fifteen months of operation consist of investment in short-term interest bearing deposits and investments and operation of the Bank. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, commercial and agricultural real estate loans, and consumer and commercial loans. Excess funds are primarily invested in mortgage-backed securities, corporate bonds, U.S. governments and agencies and an mutual fund that invests in adjustable rate mortgages. The Bank's deposit accounts are insured to the maximum allowable by the FDIC.


     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and its cost of funds, consisting of interest paid on its deposits. The Bank has not utilized borrowed funds during the last five years. The Bank's operating results are also affected, to a lesser extent, by loan fees, customer service charges and other income. Operating expenses of the Bank are employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums and other administrative expenses. The Bank's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


FINANCIAL CONDITION

     As of March 31, 1996, total assets decreased $171,000, or 0.9%, to $19,010,000 from $19,181,000 at December 31, 1995. The decrease primarily resulted from a net savings deposit outflow of $134,000, a decrease in other liabilities $17,000, a decrease in the market value of investments available for sale, net of tax of $35,000, as partially offset by net income of $14,000.

     Net loans receivable decreased by $249,000, or 3.0% during the three months ended March 31, 1996. During the three months ended March 31, 1996, loan originations of $437,000 were offset by loan repayments of $684,000. The Company's lending activities have been concentrated primarily in residential real property secured by first liens. At March 31, 1996, approximately 84% of the Company's mortgage loans were secured primarily by one-to-four family residential dwellings and 16% were secured by commercial and agricultural real estate. The Company generally maintains loan-to-value ratios on mortgage loans no greater than 80%. The Company is continuing its expansion of the loan portfolio into commercial and agricultural products. During the first three months of 1996, commercial and agricultural loans accounted for $45,000 of the
$437,000 in originations.   Virtually all loans originated by the
Company are in the local lending area, which is comprised of the area within a 20-mile radius surrounding the Company office.
Within that territory, most loans are originated in Montgomery and Macoupin counties in Illinois.



ASSET QUALITY

     Non-performing assets (those 90 days or more past due and non-accrual loans, foreclosures, and in-substance foreclosures), were 0.03% and 0.02% of total assets at March 31, 1996, and December 31, 1995, respectively. As of March 31, 1996, non-accrual loans were $5,000, or 0.06% of total loans, compared to $3,000, or 0.04% of total loans at December 31, 1995. There was no real estate owned as a result of foreclosure or in-substance foreclosure at March 31, 1996, or December 31, 1995.



     As a percentage of total non-performing assets, the loan loss allowance decreased from 2,803% at December 31, 1995 to 1,738% at March 31, 1996. As of March 31, 1996, the loan loss allowance was $90,000, an decrease of $4,000 from $94,000 at December 31, 1995.
As a percentage of total loans, the allowance for loan losses decreased from 1.12% at December 31, 1995 to 1.11% at March 31, 1996. The decrease was primarily the result of the decline in the loan portfolio in the first three months of 1996 and the historical loss experience of the Company. Management believes that the level of loan loss allowances is adequate, based on its evaluation which includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and the Association's internal credit review process.


NET INTEREST INCOME

     Net interest income increased $4,000, or 3.5%, during the three months ended March 31, 1996, compared to the same period in
1995.    The average yield on interest earning assets for the three months ended March 31, 1996 was 7.12%, as compared to 6.85% for the three months ended March 31, 1995. The average cost of funds for the three months ended March 31, 1996 was 5.07%, as compared to 4.86% for the three months ended March 31, 1996, resulting in an increase in the rate spread to 2.05 at March 31, 1996, from 1.99% at March 31, 1995.


ASSET/LIABILITY MANAGEMENT

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period it if will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.

     At March 31, 1996, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $1,692,000, representing a positive cumulative one-year gap of 9.12%. At December 31, 1995, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $183,000, representing a positive cumulative one-year gap of 0.97%.

     Although the Company has significantly increased its adjustable rate loan portfolio in recent years, the level of the Company's portfolio of fixed rate mortgages and fixed rate investment securities maturing in three to five years continues to affect the Company's gap position. However, management believes that, given the high level of capital of the Company, and the excess of interest earning assets over interest bearing liabilities, the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios provides sufficient returns to justify the increased vulnerability to sudden and unexpected changes in interest rates. Nonetheless, the Company carefully monitors its interest rate risk as such risk relates to management's strategy.


PROVISION FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process.

     The Company has decreased its allowance in the first three months of 1996 to correspond to the decrease in the loan portfolio and the Company's actual loss experience. During the first quarter
of 1996, a recovery of $2,000 was credited to income.   Management
believes that the current provision is adequate, based on its evaluation of the portfolio.


OTHER INCOME

     Other income decreased $2,000, or 40%, for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. This was primarily the result of a decline in deposit account service charges as a result of the Bank's aggresive stance on checking accounts with continued non-sufficient funds activity.

OPERATING EXPENSES

     Operating expenses increased $13,000, or 13.8%, from $94,000 for the three months ended March 31, 1995, to $107,000 for the three months ended March 31, 1996, primarily due to a $5,000 increase in compensation expense, and an $8,000 increase in general
and administrative expenses.   This increase was partially due to
the increased costs of operating the Company as a Holding Company and subsidiary. Included in general and administrative expenses were franchise taxes, registrar/trustee fees, and other expenses not incurred in the first quarter of 1995, the first reporting
period of the new Company.   Operating expenses as a percent of
average assets increased to 2.27% in the first three months of 1996, compared to 1.96% for the first three months of 1995.


INCOME TAXES

     The income tax provisions for the first quarter of 1996 and the first quarter of 1995 were 15% and 15%, respectively, and reflect the estimated combined federal and state tax rates applicable to the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds include deposits, principal and interest payments on loans and mortgage-backed securities, maturing investment securities and sales of securities from the available-for-sale portfolio. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activity of the Company is the origination of mortgage loans and other commercial and consumer loans, as well as the purchase of securities. During the first three months of 1996, the Company originated loans in the amount of $437,000, compared to $1,035,000 in the first three months of 1995.

     During the first three months of 1996, the Company purchased
$249,000 of securities, primarily U.S. Treasury and agency securities. During the first three months of 1995, the Company purchased $617,000 of securities, primarily U.S. Treasury and agency securities.

     During the first three months of 1996, the Company funded the origination of loans in part with the proceeds from the maturities of investment securities from the held-to-maturity portfolio in the amount of $565,000.

     Financing activities during the first three months of 1996 included a decrease in deposits of $134,000. There were no borrowings.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. The Bank's liquidity ratios at March 31, 1996 and 1995 were 48% and 45%, respectively. The Bank's short-term liquidity ratios for March 31, 1996 and 1995 were 27% and 27%, respectively.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Holding Company and Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities

       Not applicable.

Item 3.  Default upon Senior Securities

       Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

       None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    None.






                      SIGNATURES

Pursuant to the requirement of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LCS BANCORP, INC.

                               s/Carol Radtke
                               President
                               Chief Executive Officer


                               s/Carol Radtke
                               Chief Financial Officer




Date:  May 13, 1996
































                                              17