Form 10-Q
period 1996-06-30
LCS BANCORP INC
filed 1996-08-12
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________

                                FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-25446

                         LCS BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                          37-1337116
(State or other jurisdiction of               (IRS Employer I.D.)
incorporation or organization)

501 North State, Litchfield, Illinois               62056
(Address of principal executive office)        (Zip Code)

Registrant's telephone number, incl. area code   (217) 324-2576

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

     As of August 9, 1996, the Company had 107,640 shares of
$0.01 par value common stock issued and outstanding.












PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                            Page No.

Consolidated Statement of Financial Condition
as of June 30, 1996 and December 31, 1995    ...........    3

Consolidated Statement of Income for the Three Months
Ended June 30, 1996 and June 30, 1995; and the Six Months
Ended June 30, 1996 and June 30, 1995   ................    4

Consolidated Statement of Stockholders' Equity for the
Six Months Ended June 30, 1996 and June 30, 1995 .......    5

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 1996 and June 30, 1995 ..................    6

Notes to Consolidated Financial Statements   ...........    7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations     13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ...........................    20

Item 2 - Changes in Securities   ......................    20

Item 3 - Default upon Senior Securities   .............    20

Item 4 - Submission of Matters to a Vote of
         Security-Holders  ............................    20

Item 5 - Other Information  ...........................    20

Item 6 - Exhibits and Reports on Form 8-K  ............    20


Signature Page  .......................................    21











PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
LCS Bancorp, Inc.
                                          6/30/96       12/31/95
                                        (Unaudited)    (Audited)
                                            (In Thousands)
Assets:
    Cash and due from banks              $    184       $    126
    Short-term interest-bearing deposits    1,649          1,882
    Total cash and cash equivalents         1,833          2,008
    Interest bearing deposits                 484            485
    Investment sec. held to maturity        1,717          1,908
    Investment sec. available for sale      4,377          4,509
    Mortgage-backed sec. held to maturity      90             99
    Mortgage-backed sec. avail. for sale    1,411          1,528
    Loans receivable, net                   8,529          8,277
    Office property and equipment, net        205            208
    Other assets                              174            159
         TOTAL ASSETS                    $ 18,820       $ 19,181

Liabilities:
    Deposits                             $ 16,738       $ 17,068
    Other Liabilities                         119            142
    Deferred income taxes                      22             22
         TOTAL LIABILITIES                 16,879         17,232

Stockholders' Equity
    Common stock, $.01 par value
      (400,000 shares auth., 107,640
      shares issued and outstanding)            1              1
    Paid-in capital                           855            855
    Unrealized holding gains (losses) on
      securities avail. for sale, net tax (    56)       (     7)
    Retained earnings                       1,231          1,200
    Less unearned ESOP shares
         (1996-4,399; 1995-4,658)         (    44)       (    46)
    Less stock held for MRP
         (1996-3,563; 1995-4,140)         (    48)       (    54)
         TOTAL STOCKHOLDERS' EQUITY         1,941          1,949
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $ 18,820       $ 19,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).








CONSOLIDATED STATEMENT OF INCOME (Unaudited)
LCS Bancorp, Inc.

                                 For the 3 months       For the 6 months
                                 Ended June 30,          Ended June 30,
                                  1996       1995       1996         1995
                                (In Thousands Except Per Share Data)

Interest Income:
    Loans                       $  179     $  156      $  353       $  298
    Investments                     90        110         184          216
    Mortgage-backed securities      27         31          55           63
    Interest on deposits-bank       33         50          69           99
         Total interest income     329        347         661          676
Interest expense on
    deposit accounts               213        231         427          446
Net interest income                116        116         234          230
Provision for losses on loans        2          4           0            6
Net interest inc. after
     prov. for credit losses       114        112         234          224
Other Income                         7          3          10            8

Other Expenses:
    Compensation                    53         48         104           94
    Occupancy                        8          8          17           16
    FDIC Insurance Premiums         10         10          20           21
    Other gen. and admin. exp       28         25          65           54
         Total other expenses       99         91         206          185

Income before income taxes          22         24          38           47
Income taxes                         5          4           7            7
Net income                      $   17    $    20      $   31       $   40

Earnings per share              $ 0.16    $  0.19      $ 0.29       $ 0.38

Weighted average shares of
  common stock & common
  stock equivalents            107,640    107,640     107,640      105,340



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)











CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
LCS Bancorp, Inc.

                                               For the Six Months Ended
                                                       June 30,
                                                 1996           1995
                                                    (in Thousands)


Common stock:
    Beginning of the period                      $   1         $   0
    Proceeds of initial stock offering               0             1
    Proceeds of option stock issued                  0             0
    End of period                                    1             1

Additional paid-in-capital:
    Beginning of period                            855             0
    Net proceeds of common stock offering
         upon conversion from mutual to stock        0           847
    Proceeds of option stock issued                  0             0
    End of period                                  855           847

Unrealized holding gains or (losses) on
    available-for-sale securities, net of tax
    Beginning of period                          (   7)         (289)
    Change in unrealized gains, net of tax       (  49)          224
    End of period                                (  56)       (   65)

Retained earnings:
    Beginning of period                          1,200         1,124
    Net income                                      31            40
    End of period                                1,231         1,164

Unearned ESOP Shares:
    Beginning of period                          (  46)            0
    Shares set aside in conversion                   0        (   52)
    Shares realized                                  2             3
    End of period                                (  44)       (   49)

Shares held for MRP:
    Beginning of period                          (  54)            0
    MRP Plan shares issued                           0        (   46)
    MRP Plan shares awarded                          8             0
    End of period                                (  46)       (   46)

TOTAL STOCKHOLDERS' EQUITY                     $ 1,941       $ 1,852

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
















CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LCS Bancorp, Inc.
                                                  For the six months ended
                                                          June 30,
                                                       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES :  (in thousands)
    Net Income                                        $  31     $  40
    Adjustments to reconcile net income to
         net cash provided by oper.activities:
         Depreciation                                     8         8
         Premium and discount amortization                3         5
         Prov.for (recovery of) credit losses         (   0)        6
         Net (gain) on disposal of investments        (   2)        0
         (Incr) decr. in accr. inc. & other assets        1       136
         Incr. (decr) in accr. exp. & other liab.     (  15)       42
              Total adjustments                       (   5)      197
    Net cash provided by operating activities            26       237

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in interest bearing deposits               1         1
    Proceeds from sales/maturities of
      investment securities:
         Available for sale                              92         0
         Held to maturity                               815     1,202
    Purchases of inv. securities-held maturity         (624)     (617)
    (Purchase) sale of FHLB Stock                         4     (   1)
    Net (incr.) decr. in loans receivable              (253)     (869)
    Payments on mortgage backed securities               97        96
    Purchase of property and equipment                (   6)    (   1)
    Net cash provided by investing activities           126     ( 189)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in non-interest bearing
      demand, NOW, Money Market and Savings             146     ( 948)
    Net increase (decrease) in time deposits          ( 475)      174
    Proceeds from issuance of common stock/ESOP           2       753
    Net cash provided by financing activities         ( 327)    (  21)

Net change in cash and cash equivalents               ( 175)       27
Cash and cash equivalents-beg. of period              2,008     2,304
Cash and cash equivalents-end of period              $1,833    $2,331

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest on deposits                           189       254
         Income taxes                                    38         0
    Noncash transactions:
         Loans transferred to repossessed assets          1         0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
    The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after December 31, 1993. All financial statements presented reflect the adoption of this accounting standard.


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

    In connection with the conversion to stock ownership, the Company formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from the Holding Company in the amount of $51,750 in order to purchase 5% of the common stock to be issued in the conversion (5,175 shares at $10.00 per share). Shares committed to be released as principal payments are made on the loan are expensed as compensation during the period based on original cost. The loan is scheduled to be repaid in forty quarterly installments of principal, plus interest at the prime rate. The Company has adopted the AICPA Statement of Position ("SOP") 93-6 "Employers Accounting For Employee Stock Ownership Plans". The Company has made scheduled cash contributions to the third party trustee sufficient to service the amounts borrowed. During the first six months of 1996, principal of $2,588 and interest of $1,904 was contributed towards the ESOP debt, with payments of $1,294 towards principal and $934 towards interest during the second quarter of 1996.. During the same six month period of 1995, principal of $2,588 and interest of $1,976 was contributed towards the ESOP debt, with payments of $1,294 towards principal and $1,135 towards interest during the second quarter of 1995. During the second quarter of 1996 and 1995, respectively, uncommitted ESOP shares averaged 4,529 shares and 5,046 shares, and were included in the weighted average number of
common shares outstanding.    At June 30, 1996 and 1995, 4,399
shares and 4,917 shares, respectively, were uncommitted.

    Additionally, the Company's stockholders approved a Management Development and Recognition Plan ("MRP") at the first annual stockholders' meeting held on April 11, 1995. This plan provides for up to an additional 4,140 shares to be awarded to management, directors, and certain key employees. An initial grant of 1,750 of these shares was awarded in April, 1995, following approval by the stockholders, to be amortized over a three-year period of time on
each January 1, beginning January 1, 1996.   A second grant of
2,390 shares was awarded in May, 1996 to be amortized over a ten-year period of time on each May 1, beginning May 1, 1997. The aggregate purchase price of these shares will be amortized to expense as a portion of annual compensation and the unamortized cost will be reflected as a reduction of stockholders' equity.
For the six months ended June 30, 1996 and 1995, respectively, $4,298 and $2,139 were amortized to compensation expense. For the three months ended June 30, 1996 and 1995, respectively, $2,408 and $2,139 were amortized to compensation expense. These shares were included in the weighted average number of common shares outstanding for the second quarter of 1996 and 1995.


Note C - Regulatory Capital

    Pursuant to the Office of the Commissioner of Savings and Residential Finance for the State of Illinois ("OCSRF") and the Federal Deposit Insurance Corporation ("FDIC") regulations, a savings bank must meet two separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, and (2) a leverage (core) ratio of 4% core capital to total adjusted assets. The following table summarizes, as of June 30, 1996, the Bank's capital requirements under FIRREA and its actual capital ratios at that date:

               Required   Actual     Required     Actual        Excess
               Capital    Capital    Capital      Capital       Capital
               Percentage Percentage Balance      Balance       Balance
                                     (Amounts in Thousands)
  Risk-based   8.0%       20.9%         $ 735        $1,922     $1,187
  Core Capital 4.0%        9.8%         $ 748        $1,829     $1,081


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

     Under SFAS 109, the liability method is used in accounting for income taxes. Under this method a deferred tax asset or liability is calculated by applying the provisions of existing laws to measure the deferred tax consequence of temporary differences that resulted in net taxable or deductible amounts in each future year. SFAS 109 allows the Company to record a tax benefit on its general loan loss allowance that was previously not tax benefitted. Prior to the adoption of SFAS 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the rate in effect in the year the difference originated. Significant components of the deferred tax liabilities and assets at June 30, 1996 and 1995, are as follows (in thousands):

                                        6-30-96 6-30-95
     Deferred Tax Liabilities:
     Depreciation                         $  22   $  14

     Deferred Tax Assets (See Note E):
     Mark-to-Market Loss on
     Debt and Equity Securities
     Available for Sale                   $  18   $  12

     Net deferred tax (asset) liability   $   4   $   2
     Current tax liability                $   6   $   5
     Total tax liability                  $  10   $   7



Note E - Accounting for Certain Investments in Debt and Equity
Securities

     Effective December 31, 1993, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified in three categories and provides specific accounting treatment for each as noted below:

     Trading account securities - Securities which the Company intends to sell in the near term. These securities are carried at market value. Gains and losses are included in other income.

     Securities available for sale - Securities which the Bank may sell to meet liquidity or other investment needs. These securities are carried at market value. Realized gains and losses on sales are included in other income. Unrealized changes in market values are included in retained income.

     Securities held to maturity - Securities which the Bank has the ability and intent to hold to maturity. These securities are carried at cost, adjusted for amortization or premium and accretion of discount, computed by a method that approximates level yield.

     At June 30, 1996, the carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):

                                       Carrying  Market
                                          Value   Value
     U.S. Government and agency securities:
       Available for sale               $ 1,244 $ 1,244
       Held to maturity                     974     972
     Corporate Bonds
       Available for sale                 1,390   1,390
       Held to maturity                     595     578
     Municipal Bonds-Held to maturity        75      75
     Federal Home Loan Bank Stock            73      73
     Mutual Fund-ARM loans and securities 1,743   1,743
                                        $ 6,094 $ 6,075


At June 30, 1996, there were realized gains of $2,700 and losses of $900 on sales of investment securities.


     At June 30, 1996, the carrying amounts of mortgage-backed
securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):
                                       Carrying  Market
                                          Value   Value
     Federal National Mortgage Association:
       Available for Sale                 $ 918   $ 918
     Government National Mortgage Association:
       Available for Sale                   493     493
       Held to maturity                      90      90
                                        $ 1,501  $1,501

At June 30 1996, there were no realized gains or losses on sales of mortgage backed securities.


Note F - Earnings Per Share

     Earnings per share of Common Stock outstanding for the three months ended June 30 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period (See Note B for effect of SOP 93-6). At the Company's annual stockholders meeting held April 11, 1995, 10,350 stock options were approved of which 5,570 shares were awarded during the second quarter of 1995 at an exercise price of $11 per share. The remaining 4,780 stock options were awarded during the second quarter of 1996 at an exercise price of $13 per share. During the three months ended June 30, 1996, none of the options were exercised, nor were any options exercised during the six months
ended June 30, 1996.   Weighted average shares of common stock and
common stock equivalents for the three months and six months ended June 30, 1996, consisted of 107,640 shares outstanding and 107,640
shares outstanding, respectively, under SOP 93-6.   At June 30,
1996, there was a total of 10,350 stock options outstanding and not exercised.


Note G - Commitments and Contingencies

     At June 30, 1996, the Company had approved loan commitments totalling $225,000 to originate loans and $397,000 in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

[The remainder of this page is intentionally left blank.]




























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

     The Company's business activities in its first eighteen months of operation consist of investment in short-term interest bearing deposits and investments and operation of the Bank. The Bank's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, commercial and agricultural real estate loans, and consumer and commercial loans. Excess funds are primarily invested in mortgage-backed securities, corporate bonds, U.S. governments and agencies and an mutual fund that invests in adjustable rate mortgages. The Bank's deposit accounts are insured to the maximum allowable by the FDIC.

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


FINANCIAL CONDITION

     As of June 30, 1996, total assets decreased $361,000, or 1.9%, to $18,820,000 from $19,181,000 at December 31, 1995. The decrease primarily resulted from a net savings deposit outflow of $330,000, a decrease in other liabilities of $23,000, a decrease in the market value of investments available for sale, net of tax, of $49,000, as partially offset by net income of $31,000.


     Net loans receivable increased by $253,000, or 3.0% during the six months ended June 30, 1996. During the first six months of 1996, loan originations of $1,913,000 were offset by loan repayments of $1,661,000. The Company's lending activities have been concentrated primarily in residential real property secured by first liens. At June 30, 1996, approximately 83% of the Company's mortgage loans were secured primarily by one-to-four family residential dwellings and 17% were secured by commercial and agricultural real estate. The Company generally maintains loan-to-value ratios on mortgage loans no greater than 80%. The Company is continuing its expansion of the loan portfolio into commercial and agricultural products.


During the first six months of 1996, commercial and agricultural loans accounted for $403,000 of the $1,913,000 in originations. Virtually all loans originated by the Company are in the local lending area, which is comprised of the area within a 20-mile radius surrounding the Company office. Within that territory, most loans are originated in Montgomery and Macoupin counties in Illinois.



ASSET QUALITY

     Non-performing assets (those 90 days or more past due and non-accrual loans, foreclosures, and in-substance foreclosures), were 0.00% and 0.02% of total assets at June 30, 1996, and December 31, 1995, respectively. As of June 30, 1996, non-accrual loans were $0, or 0.0% of total loans, compared to $3,000, or 0.04% of total loans at December 31, 1995. There was no real estate owned as a result of foreclosure or in-substance foreclosure at June 30 1996, or December 31, 1995.

     As of June 30 1996, the loan loss allowance was $93,000, an decrease of $1,000 from $94,000 at December 31, 1995. As a percentage of total loans, the allowance for loan losses decreased to 1.08% at June 30, 1996 from 1.12% at December 31, 1995. The decrease was primarily the result of the decline in the loan portfolio delinquencies in the first six months of 1996 and the historical loss experience of the Company. Management believes that the level of loan loss allowances is adequate, based on its evaluation which includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and the Association's internal credit review process.



NET INTEREST INCOME

     Net interest income was unchanged for the three months ended
June 30, 1996, compared to the same period in 1995.   The average
yield on interest earning assets for the three months ended June 30, 1996 was 7.08%, as compared to 7.03% for the three months ended June 30, 1995. The average cost of funds for the three months ended June 30, 1996 was 5.04%, as compared to 5.12% for the three months ended June 30, 1995.
     Net interest income increased $4,000, or 1.7%, during the first six months of 1996, as compared to the same period in 1995. The average yield on interest earning assets for the six months ended June 30, 1996 was 7.10%, as compared to 7.09% for the same period in 1995. The average cost of funds for the six months ended June 30, 1996 was 5.05%, as compared to 5.06% for the six months ended June 30, 1996, resulting in an increase in the rate spread to 2.05% at June 30, 1996, from 2.03% at June 30, 1995.


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

     At June 30, 1996, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $2,655,000, representing a positive cumulative one-year gap of 14.41%. At December 31, 1995, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $183,000, representing a positive cumulative one-year gap of 0.97%.

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

     The Company increased its allowance by $3,000 in the three months ended June 30, 1996 to correspond to the increase in the loan portfolio. During the second quarter of 1996, a net provision of $2,000 was charged to income.



     The Company decreased its allowance by $1,000 in the first six months of 1996 to correspond to the decrease in the loan delinquencies and the Company's actual loss experience. During the first six of 1996, a net recovery of $0 was credited to income. Management believes that the current provision is adequate, based on its evaluation of the portfolio.


OTHER INCOME

     Other income increased $4,000, or 133%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This was primarily the result of an increase in deposit account service charges of $1,000, a net gain on disposal of securities of $2,000, and a $1,000 increase in commission income and other fees.


     Other income increased $2,000 or 25.0%, for the first six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This was primarily the result of a $1,000 increase in commission income and other fees, and a net gain on disposal of securities of $2,000, as partially offset by a $1,000 decrease in deposit account service charges.


OPERATING EXPENSES

     Operating expenses increased $8,000, or 8.8%, to $99,000 for the three months ended June 30, 1996 from $91,000 for the three months ended June 30, 1995, primarily due to a $6,000 increase in compensation expense, and a $3,000 increase in general and administrative expenses. This increase was partially due to the increased costs of operating the Company as a Holding Company and subsidiary, as well as the increased costs resulting from employee benefit plans adopted by the Company as a result of the conversion to stock.

     Operating expenses increased $21,000, or 11.4%, to $206,000 for the six months ended June 30, 1996, from $185,000 for the six months ended June 30, 1995. The increase was primarily due to a $10,000 increase in compensation expense, and a $11,000 increase in general and administrative expenses. Included in general and administrative expenses were franchise taxes, registrar/trustee fees, and other expenses not incurred in the first six months of 1995, following the conversion of the Company on January 27, 1995.
 Operating expenses as a percent of average assets increased to 2.15% in the first six months of 1996, compared to 1.88% for the first six months of 1995.


INCOME TAXES

     The income tax provisions for the second quarter of 1996 and the second quarter of 1995 were 21.6% and 15.5%, respectively, and reflect the estimated combined federal and state tax rates
applicable to the Company.   The income tax provisions for the
first six months of 1996 and the first six months of 1995 were 19.8% and 15.0%, respectively, and reflect the estimated combined federal and state tax rates applicable to the Company.


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

     The primary investing activity of the Company is the origination of mortgage loans and other commercial and consumer loans, as well as the purchase of securities. During the first six months of 1996, the Company originated loans in the amount of $1,913,000, compared to $2,047,000 in the first six months of 1995. During the first six months of 1996, the Company purchased $624,000 of securities, primarily U.S. Treasury and agency securities. During the first six months of 1995, the Company purchased $617,000 of securities, primarily U.S. Treasury and agency securities.

     During the first six months of 1996, the Company funded the origination of loans in part with the proceeds from the maturities of investment securities from the held-to-maturity portfolio in the amount of $815,000, and the partial sale of shares in a mutual fund in the amount of $92,000. Financing activities during the first six months of 1996 included a decrease in deposits of $330,000. There were no borrowings.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. The Bank's liquidity ratios at June 30, 1996 and 1995 were 54% and 45%, respectively.


RECENT DEVELOPMENTS

     The deposits of savings associations, such as the Bank, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide for a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members took effect in the third quarter of 1995.

     It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of a special assessment or other significant developments, such as a merger of the SAIF and BIF. As a result of this disparity, SAIF members could be placed at a competitive disadvantage to BIF members due to higher costs for deposit insurance. Although a number of solutions to these problems have been proposed, it appears likely that any final Congressional legislation will include among its provisions, a one-time special assessment on all SAIF-insured institutions, including the Bank, of .85% to .90% of total deposits. For the Bank, this would result ina one-time, after-tax charge of approximately $115,000, assuming the assessment is fully tax deductible. While this charge would have a negative impact on the Company's earnings and book value for the period of assessment, it is expected that any legislation providing for such an assessment would also mandate a significant reduction in SAIF-insured institutions' deposit insurance premium assessments. This action would have a positive effect on the Bank's earnings in future periods.

[The remainder of this page is intentionally left blank.]
































PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Holding Company and Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities

       Not applicable.

Item 3.  Default upon Senior Securities

       Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

      (a) Date of Meeting - April 9, 1996

      (b) Election of Directors -
          Wayne Brauer- Re-elected to a three year term
          Herman Helgen- Re-elected to a three year term

          Continuing in Office -  Carol Radtke, Olind McPherson
          Robert Parrish, Howard Hartke

      (c) Other Matters Considered at Meeting: Ratification of the appointment of Sikich, Gardner & Co., LLP., as LCS
          Bancorp, Inc. independent auditors


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.















                       SIGNATURES

    Pursuant to the requirement of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LCS BANCORP, INC.

                             _s/Carol Radtke___________
                             Carol Radtke
                             President and Chief Executive Officer


                             _s/Carol Radtke___________
                             Carol Radtke
                             Chief Financial Officer

Date:  August 9, 1996