Form 10-Q/A
period 1996-03-31
LCS BANCORP INC
filed 1996-08-30
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________
                            *** CORRECTED ***
                                FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-25446

                         LCS BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                                           37-1337116
(State or other jurisdiction of incorporation           (I.R.S. Employer I.D.)
or organization)

501 North State, Litchfield, Illinois                                 62056
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (217) 324-2576

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






PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                     Page No.

     Consolidated Statement of Financial Condition
     as of March 31, 1996 and December 31, 1995  .....................  3

     Consolidated Statement of Income for the Three Months Ended
     March 31, 1996 and March 31, 1995  ............................... 4

     Consolidated Statement of Stockholders' Equity for the
     Three Months Ended March 31, 1996 and March 31, 1995  ............ 5

     Consolidated Statement of Cash Flows for the Three Months Ended
     March 31, 1996 and March 31, 1995  ............................... 6

     Notes to Consolidated Financial Statements  .....................  7


Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations ................  11


                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ........................................   16

Item 2 - Changes in Securities  ....................................   16

Item 3 - Default upon Senior Securities  ...........................   16

Item 4 - Submission of Matters to a Vote of Security-Holders  ......   16

Item 5 - Other Information  ........................................   16

Item 6 - Exhibits and Reports on Form 8-K  ........................    16


Signature Page  ...................................................    17




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Holding Company and Association are not engaged in any legal proceedings of a material nature at the present time.


Item 2.  Changes in Securities

       Not applicable.


Item 3.  Default upon Senior Securities

       Not applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders

       None.


Item 5.  Other Information

    None.


Item 6.  Exhibits and Reports on Form 8-K

    Exhibit 27 - Financial Data Schedule.



                                     16












                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LCS BANCORP, INC.


                                       s/Carol Radtke
                                       Carol Radtke
                                       President and Chief Executive
                                         Officer


                                       ________________________________
                                       Carol Radtke
                                       Chief Financial Officer

Date:  August 26, 1996-Corrected 10-Q/A - 03/31/96
































                                              17