Form 10-Q/A
period 1996-06-30
LCS BANCORP INC
filed 1996-08-30
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________
                          **** CORRECTED ****
                                FORM 10-Q

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

Date:  August 26, 1996-Correct 10-Q/A for Financial Data Schedule