Form 10-Q/A
period 1996-06-30
LCS BANCORP INC
filed 1996-10-07
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________
                                CORRECTED
                                FORM 10-Q

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












PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                            Page No.

Consolidated Statement of Financial Condition
as of June 30, 1996 and December 31, 1995    ...........    3

Consolidated Statement of Income for the Three Months
Ended June 30, 1996 and June 30, 1995; and the Six Months
Ended June 30, 1996 and June 30, 1995   ................    4

Consolidated Statement of Stockholders' Equity for the
Six Months Ended June 30, 1996 and June 30, 1995 .......    5

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 1996 and June 30, 1995 ..................    6

Notes to Consolidated Financial Statements   ...........    7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      13


PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings  ............................    20

Item 2 - Changes in Securities   .......................    20

Item 3 - Default upon Senior Securities   ..............    20

Item 4 - Submission of Matters to a Vote of
         Security-Holders  .............................         20

Item 5 - Other Information  ............................    20

Item 6 - Exhibits and Reports on Form 8-K  .............    20


Signature Page  ........................................    21













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

    Exhibit 27 - Financial Data Schedule














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

Date:  October 7, 1996 to submit 2 documents including Exh. 27