Form 10-Q
period 1996-09-30
LCS BANCORP INC
filed 1996-11-12
CIK 929989

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________

                                FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

     As of November 8, 1996, the Company had 107,640 shares of
$0.01 par value common stock issued and outstanding.












PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                            Page No.

Consolidated Statement of Financial Condition
as of September 30, 1996 and December 31, 1995...........   3

Consolidated Statement of Income for the Three Months
Ended September 30, 1996 and September 30, 1995;
and the Nine Months Ended September 30, 1996 and
September 30, 1995  .....................................   4

Consolidated Statement of Stockholders' Equity for the
Nine Months Ended September 30, 1996 and
September 30, 1995 ......................................   5

Consolidated Statement of Cash Flows for the Nine Months
Ended September 30, 1996 and September 30, 1995 .........   6

Notes to Consolidated Financial Statements   ...........    7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  ............................    20

Item 2 - Changes in Securities   .......................    20

Item 3 - Default upon Senior Securities   ..............    20

Item 4 - Submission of Matters to a Vote of
         Security-Holders  .............................    20

Item 5 - Other Information  ............................    20

Item 6 - Exhibits and Reports on Form 8-K  .............    20


Signature Page  ........................................    21











PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
LCS Bancorp, Inc.
                                                  9/30/96       12/31/95
                                                      (In Thousands)
Assets:
    Cash and due from banks                      $    174       $    126
    Short-term interest-bearing deposits            1,171          1,882
    Total cash and cash equivalents                 1,345          2,008
    Interest bearing deposits                         484            485
    Investment securities-held to maturity          1,644          1,908
    Investment securities-available for sale        4,453          4,509
    Mortgage-backed securities-held to maturity        86             99
    Mortgage-backed securities-avail. for sale      1,355          1,528
    Loans receivable, net                           8,576          8,277
    Office property and equipment, net                211            208
    Other assets                                      238            159
         TOTAL ASSETS                            $ 18,392       $ 19,181

Liabilities:
    Deposits                                     $ 16,259       $ 17,068
    Other Liabilities                                 240            142
    Deferred income taxes                              18             22
         TOTAL LIABILITIES                         16,517         17,232

Stockholders' Equity
    Common stock, $.01 par value
      (400,000 shares auth., 107,640
      shares issued and outstanding)                    1              1
    Paid-in capital                                   855            855
    Unrealized holding gains (losses) on
      securities avail. for sale, net tax         (    45)       (     7)
    Retained earnings                               1,153          1,200
    Less unearned ESOP shares
         (1996-4,270; 1995-4,658)                 (    43)       (    46)
    Less stock held for MRP
         (1996-3,563; 1995-4,140                  (    46)       (    54)
         TOTAL STOCKHOLDERS' EQUITY                 1,875          1,949
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                    $ 18,392       $ 19,181

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.






CONSOLIDATED STATEMENT OF INCOME (Unaudited)
LCS Bancorp, Inc.

                                      For the 3 months    For the 9 months
                                       Ended Sept.30,      Ended Sept.30,
                                      1996       1995      1996       1995
                                       (In Thousands Except Per Share Data)

Interest Income:
    Loans                            $  178    $  164     $  531     $  461
    Investments                          93       108        277        325
    Mortgage-backed securities           25        30         80         93
    Interest on deposits-bank            30        45         99        144
         Total interest income          326       347        987      1,023
Interest expense on deposit accounts    213       228        640        674
Net interest income                     113       119        347        349
Provision for losses on loans         (   2)        0      (   2)         6
Net interest income after provision
     for credit losses                  115       119        349        343

Other Income                              5         6         15         14

Other Expenses:
    Compensation                         55        50        159        144
    Occupancy                             9         8         26         24
    FDIC Insurance Premiums             129        11        149         32
    Other general and admin. exp         27        28         92         82
         Total other expenses           220        97        426        282

Income before income taxes           (  100)       28      (  62)        75
Income taxes                         (   22)        4      (  15)        11
Net income                          $(   78)  $    24     $(  47)    $   64

Earnings per share                  $( 0.72)  $  0.22     $(0.44)    $ 0.66

Weighted average shares of
  common stock & common
  stock equivalents                 107,640   107,640    107,640     96,428



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.










CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
LCS Bancorp, Inc.

                                                  For the Nine months
                                                    Ended Sept. 30,
                                                   1996         1995
                                                     (in Thousands)

Common stock:
    Beginning of the period                       $   1         $   0
    Proceeds of initial stock offering                0             1
    Proceeds of option stock issued                   0             0
    End of period                                     1             1
Additional paid-in-capital:
    Beginning of period                             855             0
    Net proceeds of common stock offering
         upon conversion from mutual to stock         0           847
    Proceeds of option stock issued                   0             0
    End of period                                   855           847

Unrealized holding gains or (losses) on
    available-for-sale securities, net of tax
    Beginning of period                           (   7)         (289)
    Change in unrealized gains, net of tax        (  38)          222
    End of period                                 (  45)       (   67)

Retained earnings:
    Beginning of period                           1,200         1,124
    Net income                                   (   47)           64
    End of period                                 1,153         1,188

Unearned ESOP Shares:
    Beginning of period                           (  46)            0
    Shares set aside in conversion                    0        (   52)
    Shares realized                                   3             4
    End of period                                 (  43)       (   48)

Shares held for MRP:
    Beginning of period                           (  54)            0
    MRP Plan shares issued                            0        (   46)
    MRP Plan shares awarded                           8             0
    End of period                                 (  46)       (   46)

TOTAL STOCKHOLDERS' EQUITY                      $ 1,875       $ 1,875

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.












CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LCS Bancorp, Inc.
                                                 For the nine months ended
                                                        September 30,
                                                        1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES :                  (in thousands)
    Net Income (Loss)                                 $(  47)    $  64
    Adjustments to reconcile net income to
         net cash provided by oper.activities:
         Depreciation                                     13        13
         Premium and discount amortization                 4         7
         Prov.for (recovery of) credit losses          (   2)        6
     Deferred income tax (benefit)                     (   4)        0
         Net (gain) on disposal of investments         (   2)        0
         (Incr) decr. in accr. inc. & other assets     (  70)      126
         Incr. (decr) in accr. exp. & other liab.        106        15
              Total adjustments                           45       167
    Net cash provided by operating activities          (   2)      231

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in interest bearing deposits                1        97
    Proceeds from sales/maturities of
      investment securities:
         Available for sale                               92       730
         Held to maturity                                815       972
    Purchases of inv. securities-held maturity         ( 624)   (  992)
    (Purchase) sale of FHLB Stock                          4    (    1)
    Net (incr.) decr. in loans receivable              ( 297)   (1,055)
    Payments on mortgage backed securities               171       169
    Purchase of property and equipment                 (  17)   (   15)
    Net cash provided by investing activities            145    (   95)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in non-interest bearing
      demand, NOW, Money Market and Savings            (  25)   (  967)
    Net increase (decrease) in time deposits           ( 785)   (  401)
    Proceeds from issuance of common stock/ESOP            4       754
    Net cash provided by financing activities          ( 806)   (  614)

Net change in cash and cash equivalents                ( 663)   (  478)
Cash and cash equivalents-beg. of period               2,008     2,304
Cash and cash equivalents-end of period               $1,345    $1,826

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest on deposits                            283       307
         Income taxes                                     45         0
    Noncash transactions:
         Loans transferred to repossessed assets           1         0

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note A - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
    The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after December 31, 1993. All financial statements presented reflect the adoption of this accounting standard.



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

    In connection with the conversion to stock ownership, the Company formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP borrowed funds from the Holding Company in the amount of $51,750 in order to purchase 5% of the common stock to be issued in the conversion (5,175 shares at $10.00 per share). Shares committed to be released as principal payments are made on the loan are expensed as compensation during the period based on original cost. The loan is scheduled to be repaid in forty quarterly installments of principal, plus interest at the prime rate. The Company has adopted the AICPA Statement of Position ("SOP") 93-6 "Employers Accounting For Employee Stock Ownership Plans". The Company has made scheduled cash contributions to the third party trustee sufficient to service the amounts borrowed. During the first nine months of 1996, principal of $3,881 and interest of $2,811 was contributed towards the ESOP debt, with payments of $1,294 towards principal and $907 towards interest during the third quarter of 1996. During the same nine month period of 1995, principal of $3,881 and interest of $3,054 was contributed towards the ESOP debt, with payments of $1,294 towards principal and $1,077 towards interest during the third quarter of 1995. During the third quarter of 1996 and 1995, respectively, uncommitted ESOP shares averaged 4,398 shares and 4,917 shares, and were included in the weighted average number of
common shares outstanding.    At September 30, 1996 and 1995, 4,270
shares and 4,787 shares, respectively, were uncommitted.

    Additionally, the Company's stockholders approved a Management Development and Recognition Plan ("MRP") at the first annual stockholders' meeting held on April 11, 1995. This plan provides for up to an additional 4,140 shares to be awarded to management, directors, and certain key employees. An initial grant of 1,750 of these shares was awarded in April, 1995, following approval by the stockholders, to be amortized over a three-year period of time on
each January 1, beginning January 1, 1996.   A second grant of
2,390 shares was awarded in May, 1996 to be amortized over a ten-year period of time on each May 1, beginning May 1, 1997. The aggregate purchase price of these shares will be amortized to expense as a portion of annual compensation and the unamortized cost will be reflected as a reduction of stockholders' equity.
For the nine months ended September 30, 1996 and 1995, respectively, $6,965 and $4,278 were amortized to compensation expense. For the three months ended September 30, 1996 and 1995, respectively, $2,667 and $2,139 were amortized to compensation expense. These shares were included in the weighted average number of common shares outstanding for the third quarter of 1996 and 1995.


Note C - Regulatory Capital

    Pursuant to the Office of the Commissioner of Savings and Residential Finance for the State of Illinois ("OCSRF") and the Federal Deposit Insurance Corporation ("FDIC") regulations, a savings bank must meet two separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, and (2) a leverage (core) ratio of 4% core capital to total adjusted assets. The following table summarizes, as of September 30, 1996, the Bank's capital requirements under FIRREA and its actual capital ratios at that date:

              Required   Actual        Required     Actual          Excess
              Capital    Capital       Capital      Capital         Capital
               %           %           Balance      Balance         Balance
                                               (Amounts in Thousands)
  Risk-based   8.0%       20.1%         $ 734        $1,842          $1,108
  Core Capital 4.0%        9.6%         $ 732        $1,751          $1,019



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

     Under SFAS 109, the liability method is used in accounting for income taxes. Under this method a deferred tax asset or liability is calculated by applying the provisions of existing laws to measure the deferred tax consequence of temporary differences that resulted in net taxable or deductible amounts in each future year. SFAS 109 allows the Company to record a tax benefit on its general loan loss allowance that was previously not tax benefitted. Prior to the adoption of SFAS 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the rate in effect in the year the difference originated. Significant components of the deferred tax liabilities and assets at September 30, 1996 and 1995, are as follows (in thousands):





                                        9-30-96    9-30-95
     Deferred Tax Liabilities:
     Depreciation                         $  18     $  14

     Deferred Tax Assets (See Note E):
     Mark-to-Market Loss on
     Debt and Equity Securities
     Available for Sale                   $  11     $  12

     Net deferred tax (asset) liability    $  7     $   2
     Current tax liability (refund)       $( 31)    $   8
     Total tax liability                  $( 24)    $  10



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

     At September 30, 1996, the carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):










                                            Carrying    Market
                                              Value     Value
   U.S. Government and agency securities:
       Available for sale                   $ 1,246    $ 1,246
       Held to maturity                         974        974
   Corporate Bonds
       Available for sale                     1,389      1,389
       Held to maturity                         595        581
   Municipal Bonds-Held to maturity              75         75
   Federal Home Loan Bank Stock                  73         73
   Mutual Fund-ARM loans and securities       1,745      1,745
                                            $ 6,097    $ 6,083

At September 30, 1996, there were realized gains of $2,700 and losses of $900 on sales of investment securities.


     At September 30, 1996, the carrying amounts of mortgage-backed securities as shown in the balance sheet of the Company and their approximate market values were as follows (in thousands):

                                            Carrying    Market
                                              Value      Value
   Federal National Mortgage Association:
       Available for Sale                     $ 876      $ 876
   Government National Mortgage Association:
       Available for Sale                       479        479
       Held to maturity                          86         86
                                            $ 1,441     $1,441

At September 30 1996, there were no realized gains or losses on sales of mortgage backed securities.


Note F - Earnings Per Share

     Earnings per share of Common Stock outstanding for the three months ended September 30, 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period (See Note B for effect of SOP 93-6). At the Company's annual stockholders meeting held April 11, 1995, 10,350 stock options were approved of which 5,570 shares were awarded during the second quarter of 1995 at an exercise price of $11 per share. The remaining 4,780 stock options were awarded during the second quarter of 1996 at an exercise price of $13 per share. During the three months ended September 30, 1996, none of the options were exercised, nor were any options exercised during the nine months
ended September 30, 1996.   Weighted average shares of common stock
and common stock equivalents for the three months and nine months ended September 30, 1996, consisted of 107,640 shares outstanding
and 107,640 shares outstanding, respectively, under SOP 93-6.   At
September 30, 1996, there was a total of 10,350 stock options outstanding and not exercised.


Note G - Commitments and Contingencies

     At September 30, 1996, the Company had approved loan commitments totalling $783,000 to originate loans and $500,000 in unused lines of credit. Commitments to fund loans have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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


FINANCIAL CONDITION

     As of September 30, 1996, total assets decreased $789,000, or 4.1%, to $18,392,000 from $19,181,000 at December 31, 1995. The decrease primarily resulted from a net savings deposit outflow of $809,000, a net loss of $47,000, a decrease in the market value of investments available for sale, net of tax, of $38,000, as partially offset by an increase in other liabilities of $98,000.


     Net loans receivable increased by $299,000, or 3.6% during the nine months ended September 30, 1996. During the first nine months of 1996, loan originations of $2,475,000 were offset by loan repayments of $2,173,000. The Company's lending activities have been concentrated primarily in residential real property secured by first liens. At September 30, 1996, approximately 82% of the Company's mortgage loans were secured primarily by one-to-four family residential dwellings and 18% were secured by commercial and agricultural real estate. The Company generally maintains loan-to-value ratios on mortgage loans no greater than 80%. The Company is continuing its expansion of the loan portfolio into commercial and agricultural products.

     During the first nine months of 1996, commercial and agricultural loans accounted for $555,000 of the $2,475,000 in
originations.   Virtually all loans originated by the Company are
in the local lending area, which is comprised of the area within a 20-mile radius surrounding the Company office. Within that territory, most loans are originated in Montgomery and Macoupin counties in Illinois.



ASSET QUALITY

     Non-performing assets (those 90 days or more past due and non-accrual loans, foreclosures, and in-substance foreclosures), were 0.00% and 0.02% of total assets at September 30, 1996, and December 31, 1995, respectively. As of Sepember 30, 1996, non-accrual loans were $0, or 0.0% of total loans, compared to $3,000, or 0.04% of total loans at December 31, 1995. There was no real estate owned as a result of foreclosure or in-substance foreclosure at September 30, 1996, or December 31, 1995.

     As of September 30, 1996, the loan loss allowance was $91,000, an decrease of $3,000 from $94,000 at December 31, 1995. As a percentage of total loans, the allowance for loan losses decreased to 1.05% at September 30, 1996 from 1.12% at December 31, 1995. The decrease was primarily the result of the decline in the loan portfolio delinquencies in the first nine months of 1996 and the historical loss experience of the Company. Management believes that the level of loan loss allowances is adequate, based on its evaluation which includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loss experience and the Association's internal credit review process.




NET INTEREST INCOME

     Net interest income decreased $6,000, or 5.0%, for the three months ended September 30, 1996, compared to the same period in
1995.   The average yield on interest earning assets for the three months ended September 30, 1996 was 7.13%, as compared to 7.19% for the three months ended September 30, 1995. The average cost of funds for the three months ended September 30, 1996 was 5.17%, as compared to 5.15% for the three months ended September 30, 1995.
     Net interest income decreased $2,000, or 0.6%, during the first nine months of 1996, as compared to the same period in 1995. The average yield on interest earning assets for the nine months ended September 30, 1996 was 7.18%, as compared to 7.08% for the same period in 1995. The average cost of funds for the nine months ended September 30, 1996 was 5.10%, as compared to 5.01% for the nine months ended September 30, 1995, resulting in an increase in the rate spread to 2.08% at September 30, 1996, from 2.07% at September 30, 1995.


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

     At September 30, 1996, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $1,961,000, representing a positive cumulative one-year gap of 10.94%. At December 31, 1995, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year, as adjusted for certain prepayment assumptions, by $183,000, representing a positive cumulative one-year gap of 0.97%.

     Although the Company has significantly increased its adjustable rate loan portfolio in recent years, the level of the Company's portfolio of fixed rate mortgages and fixed rate investment securities maturing in three to five years continues to affect the Company's gap position. In addition, the competition for funds financed with certificates of deposit with maturities of over one year increase the positive gap at the one-year position. However, management believes that, given the high level of capital of the Company, and the excess of interest earning assets over interest bearing liabilities, the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios provides sufficient returns to justify the increased vulnerability to sudden and unexpected changes in interest rates. Nonetheless, the Company carefully monitors its interest rate risk as such risk relates to management's strategy.


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

     The Company decreased its allowance by $2,000 in the three months ended September 30, 1996 to correspond to the decrease in the risk associated with the loan portfolio. During the third quarter of 1996, a net recovery of $2,000 was credited to income.

     The Company decreased its allowance by $3,000 in the first nine months of 1996 to correspond to the decrease in the loan delinquencies and the Company's actual loss experience. During the first nine of 1996, a net recovery of $2,000 was credited to
income.   Management believes that the current provision is
adequate, based on its evaluation of the portfolio.


OTHER INCOME

     Other income decreased $1,000, or 16.7%, for the three months ended September 30, 1996, as compared to the three months ended
September 30, 1995. This was primarily the result of an decrease in deposit account service charges of $1,000.




     Other income increased $1,000 or 7.1%, for the first nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This was primarily the result of a net gain on disposal of securities of $2,000, as partially offset by a $1,000 decrease in deposit account service charges.


OPERATING EXPENSES

     Operating expenses increased $123,000, or 126.8%, to $220,000 for the three months ended September 30, 1996 from $97,000 for the three months ended September 30, 1995, primarily due to a $118,000 increase in SAIF insurance premiums (see "Recent Development" note on page 19), a $5,000 increase in compensation expense, as partially offset by a $1,000 decrease in other general and administrative costs.

     Operating expenses increased $144,000, or 51.1%, to $426,000 for the nine months ended September 30, 1996, from $282,000 for the nine months ended September 30, 1995. The increase was primarily due to a $117,000 increase in SAIF insurance premiums (see "Recent Development" note on page 19), a $15,000 increase in compensation expense, and a $10,000 increase in general and administrative expenses. Included in general and administrative expenses were franchise taxes, registrar/trustee fees, and other expenses not incurred in the first nine months of 1995, following the conversion
of the Company on January 27, 1995.   Operating expenses as a
percent of average assets increased to 3.03% in the first nine months of 1996, compared to 1.92% for the first nine months of 1995.


INCOME TAXES

     The income tax provisions for the third quarter of 1996 and the third quarter of 1995 were 22% and 14%, respectively, and reflect the estimated combined federal and state tax rates
applicable to the Company.   The income tax provisions for the
first nine months of 1996 and the first nine months of 1995 were 24% and 15.0%, respectively, and reflect the estimated combined federal and state tax rates applicable to the Company.











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

     The primary investing activity of the Company is the origination of mortgage loans and other commercial and consumer loans, as well as the purchase of securities. During the first nine months of 1996, the Company originated loans in the amount of $2,475,000, compared to $3,151,000 in the first nine months of 1995. During the first nine months of 1996, the Company purchased $624,000 of securities, primarily U.S. Treasury and agency securities. During the first nine months of 1995, the Company purchased $992,000 of securities, primarily U.S. Treasury and agency securities.

     During the first nine months of 1996, the Company funded the origination of loans in part with the proceeds from the maturities of investment securities from the held-to-maturity portfolio in the amount of $815,000, and the partial sale of shares in a mutual fund in the amount of $92,000. Financing activities during the first nine months of 1996 included a decrease in deposits of $810,000. There were no borrowings.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. The Bank's liquidity ratios at September 30, 1996 and 1995 were 54% and 43%, respectively.














RECENT DEVELOPMENTS

SAIF Special Assessment
     The deposits of savings associations, such as the Bank, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide for a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members took effect in the third quarter of 1995.

     On September 30, 1996, the President of the United States of America signed into law a measure which provides for a one-time assessment of .657% of the assessable deposits imposed on financial institutions insured by the SAIF Fund of the Federal Deposit Insurance Corporation. This special assessment of approximately $119,000 is to be paid in cash by November 27, 1996, and was accrued at September 30, 1996. The special assessment reduces the Bank's 1996 earnings by approximately $95,000, or $0.89 per share, net of tax.

Agreement and Plan of Merger
     On August 13, 1996, the Board of Directors of LCS Bancorp, Inc. ("LCS") unanimously approved an Agreement and Plan of Merger (the "Agreement") by and among Jacksonville Savings Bank, an Illinois chartered savings bank ("Jacksonville"), LCS, and Litchfield Community Savings, S.B. ("Litchfield"). Under the Agreement, LCS will be merged into an acquisition subsidiary of Jacksonville, with LCS being the surviving entity; after which Litchfield will merge with and into Jacksonville, with Jacksonville being the surviving institution; and LCS will be liquidated into Jacksonville and will cease to exist.

     Each of the shareholders of LCS stock will become entitled to receive cash in an amount equal to $17.75 per share ("Purchase Price") of LCS Common stock, subject to the rights of dissenting stockholders which have been asserted and duly perfected in accordance with the provisions of Section 262 of the General Corporation Law of the State of Delaware. Each option shall be cancelled and option holders shall receive the difference between the Purchase Price and the option exercise price.

     The Agreement requires regulatory approval, as well as stockholder approval. LCS is in the process of applying for regulatory approvals. Submission of the Agreement to the stockholders at a special meeting of LCS is anticipated to occur in December, 1996. Consummation of the Merger, upon approval, is expected to occur in the first quarter of calendar 1997.


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

       None.


Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

         On August 13, 1996, the Board of Directors of the Holding Company unanimously approved an Agreement and Plan of Merger by and among Jacksonville Savings Bank, the Holding Company, and the Bank. Form 8-K was filed on August 21, 1996.

         A Preliminary Proxy Statement was filed on September 30,
         1996, and Amendment #1 to the Preliminary Proxy Statement was filed on November 8, 1996.

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


                                     s/Carol Radtke
                                     Carol Radtke
                                     Chief Financial Officer

Date:  November 9, 1996